Form 10-K
period 2003-09-30
FRANKLIN RECEIVABLES AUTO TRUST 2003-1
filed 2003-12-05
CIK 1239203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to

                       Commission file numbers 333-105684

                           FRANKLIN AUTO TRUST 2003-1
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               43-6903847
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

47 WEST 200 SOUTH, SUITE 500
    SALT LAKE CITY, UTAH                                                84101
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including Area Code: (801) 238-6700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:    None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: N/A

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act).  YES [ ]   NO [X]

--------------------------------------------------------------------------------

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the
Registrant:  N/A

DOCUMENTS INCORPORATED BY REFERENCE:   None










                                       2
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

The Franklin Auto Trust 2003-1 (the "2003-1 Trust") is a Delaware statutory trust formed pursuant to the trust agreement (the "2003-1 Agreement") between Franklin Receivables LLC, as Seller, and Deutsche Bank Trust Company Delaware, as Owner Trustee. On June 12, 2003, Franklin Receivables LLC transferred $318,000,000 of Prime, Non-Prime and Sub-Prime motor vehicle retail installment sale contracts (the "2003-1 Receivables") to the 2003-1 Trust. The 2003-1 Trust pledged the 2003-1 Receivables to The Bank of New York, as indenture trustee (the "2003-1 Indenture Trustee"), who in turn issued asset backed notes (the "2003-1 Asset Backed Notes").

ITEM 2.  PROPERTIES

See Item 1 Above.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders.









                                       3
--------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the 2003-1 Trust, there was one holder of record of the 2003-1 Class A-1 Asset Backed Notes, four holders of record of the 2003-1 Class A-2 Asset Backed Notes, seven holders of record of the 2003-1 Class A-3 Asset Backed Notes, and nineteen holders of record of the 2003-1 Class A-4 Asset Backed Notes as of the end of the Registrant's fiscal year. To Registrant's knowledge, there is no active market for such securities.

ITEM 6.  SELECTED FINANCIAL HIGHLIGHTS

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

N/A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

N/A




                                       4
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.

ITEM 11. EXECUTIVE COMPENSATION

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons hold in excess of 5% of the aggregate outstanding 2003-1 Asset Backed Notes as of September 30, 2003:

  TITLE OF CLASS     NAME AND ADDRESS OF BENEFICIAL        AMOUNT     PERCENTAGE
                                 OWNERS
CLASS A-1
                  BOSTON SAFE DEPOSIT AND                980,556.85      100.00%
                  TRUST COMPANY
                  525 William Penn Place
                  Pittsburgh, PA 25259
                  Melissa Tarasovich 412-234-2475


CLASS A-2
                  BANK OF NEW YORK                       22,500,000       20.00%
                  One Wall Street
                  New York, NY 20286
                  Cecile Lamarco 201-319-3066


                  NORTHERN TRUST COMPANY                 10,000,000        8.89%
                  Processoral C-IN
                  Chicago, IL 60607
                  Scarlet Spivey 312-557-0819
                  801 S. Canal C-IN
                  Chicago, IL 60607
                  Rhonda Eppler-Staggs 312-557-0819
                  Karren Greene 312-444-7109
                  Amelia Henson 312-630-8930


                                       5
--------------------------------------------------------------------------------

                  STATE STREET BANK AND TRUST            75,000,000       66.67%
                  COMPANY
                  2776 Heritage Dr
                  No. Quincy MA 02171

CLASS A-3

                  DEUTSCHE BANK TRUST                    25,000,000       43.10%
                  COMPANY AMERICAS
                  648 Grassmere Park Road 8th floor
                  Nashville, TN 37211
                  John Lasher 615-835-3419

                  JPMORGAN CHASE BANK                    28,000,000       48.28%
                  Proxy/Class Actions/Bankruptcy
                  14201 Dallas Pkwy
                  Dallas, TX 75254
                  Paula Dabner 469-477-0081
CLASS A-4
                  BANK OF NEW YORK                       15,295,000       13.84%
                  One Wall Street
                  New York, NY 10236
                  Cecile Lamarco 201-319-3066

                  BOSTON SAFE DEPOSIT AND                32,140,000       29.09%
                  TRUST COMPANY
                  525 William Penn Place
                  Pittsburgh, PA 15259
                  Melissa Tarasovich 412-234-2475

                  DEUTSCHE BANK TRUST                     7,500,000        6.79%
                  COMPANY AMERICAS
                  648 Grassmere Park Road
                  Nashville, TN 37211
                  John Lasher 615-835-3419

                  STATE STREET BANK AND TRUST           35,685,000       32.29%
                  COMPANY
                  1776 Heritage Dr.
                  No. Quincy, MA 02171
                  Joseph J. Callahan 617-985-6453

                  U.S. BANK N.A.                         7,145,000        6.47%
                  1555 N. Rivercenter Dr. Ste 300
                  Milwaukee, WI 53212
                  Keith Frohlicher 414-905-5064


                                       7
--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A


                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

N/A

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Exhibits: See Index to Exhibits on Page 9.

(a)(2)   N/A

(a)(3)   See (a)(1) above.

(b)(1) Form 8-K filed on May 28, 2003 filing under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", containing computational materials of Citigroup Global Markets Inc. and legal opinion of McKee Nelson LLP.

(b)(2)   Form 8-K filed on June 3, 2003 filing  under Item 5 "Other  Events" and
         Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", containing consent of independent auditor dated June 3, 2003.

(b)(3) Form 8-K filed on July 24, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended June 30, 2003.

(b)(4) Form 8-K filed on August 12, 2003 filing under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", containing pooling information as of August 1, 2003.

(b)(5) Form 8-K filed on August 29, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended July 31, 2003.

(b)(6) Form 8-K filed on September 22, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended August 31, 2003.

                                       7
--------------------------------------------------------------------------------

(b)(7) Form 8-K filed on October 27, 2003 filing under Item 5 "Other Events and Regulation FD Disclosure" and Item. 7 "Financial Statements, Pro Forma Financial Information and Exhibits", a Monthly Service Report for the month ended September 30, 2003.


                                       8
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

                                    FRANKLIN AUTO TRUST 2003-1
                                    (Registrant)

                                    By:   Franklin Capital Corp.,
                                          Servicer of the Trust


Date:  December 5, 2003             /S/ HAROLD E. MILLER, JR.
                                    --------------------------------------------
                                    HAROLD E. MILLER, JR.
                                    President
                                    (Principal Executive Officer)




                                        9
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


   EXHIBITS FOR FRANKLIN AUTO TRUST 2003-1
   ---------------------------------------

   4.1 Amended and Restated Trust Agreement between Franklin Receivables LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee, dated as of June 1, 2003, incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K, filed on June 23, 2003.

   4.2 Indenture between Franklin Auto Trust 2003-1, as Issuer, and The Bank of New York, as Trustee and Indenture Collateral Agent, dated as of June 1, 2003, incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K, filed on June 23, 2003.

   10.1    Sale and  Servicing  Agreement  among  Franklin  Auto  Trust  2003-1,
           Issuer, Franklin Receivables LLC, Seller, Franklin Capital Corporation, Servicer, and Franklin Resources, Inc., Representative, dated as of June 1, 2003, incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K, filed on June 23, 2003.

   10.2 Purchase Agreement between Franklin Capital Corporation and Franklin Receivables LLC, dated as of June 1, 2003, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, filed on June 23, 2003.

   19.1 Prospectus dated May 30, 2003 and Prospectus Supplement dated June 5, 2003 related to the issuance of the Class A-1, A-2, A-3 and A-4 notes, incorporated by reference to Form 424(b)(5) filed on June 5, 2003.

   31.1    Certification

   99.1 Report of Independent Accountants on Compliance with Specified Retail Receivable Servicing Standards and Related Exhibits.

   99.2    Annual Statement as to Compliance.



                                        10
--------------------------------------------------------------------------------